Form 10-K/A
period 2000-12-31
FIRST REPUBLIC BANK MORT PAS THR CER SER 2000-FRB2 TRUST
filed 2002-07-24
CIK 1137138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-34330-01

                    First Republic Bank
                    Mortgage Pass-Through Certificates
                    Series 2000-FRB2 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2267469
                                   52-2267470
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of First Republic Bank Series 2000-FRB2 Trust established pursuant to the Pooling and Servicing Agreement among Greenwich Capital Acceptance, Inc., as Depositor, First Republic Bank, as Seller and Servicer and Wells Fargo Bank Minnesota, National Association as Trustee, pursuant to which the First Republic Bank Series 2000-FRB2 Trust registered under the Securities Act of 1933
(the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   First Republic Bank  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   First Republic Bank <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  First Republic Bank <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                 On November 29, 2000 and  December 28,  2000, reports  on
                 Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

First Republic Bank
Mortgage Pass-Through Certificates
Series 2000-FRB2 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 16, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)    First Republic Bank <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)    First Republic Bank <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)    First Republic Bank <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.


EX-99.1 (a)

    KPMG (logo)
    Three Embarcadero Center
    San Francisco, CA 94111

    Independent Accountants' Report

    The Board of Directors
    First Republic Bank:

    We have examined management's assertion about First Republic Bank's
    (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
    Program for Mortgage Bankers as of and for the year ended Dccember 31, 2000 included in the accompanying management assertion. Management is responsible for First Republic Bank's compliance with those minimun servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountant and, accordingly, included examining, on a test basis, evidence about First Republic Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on First Republic Bank's compliance with the minimum servicing standards.

    In our opinion, management's assertion that First Republic Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 15, 2001



EX-99.2 (a)

FIRST REPUBLIC BANK
It's a privilege to serve you  (logo)

Management Assertion

As of and for the year ended December 31, 2000, First Republic Ba nk (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond insurance policy in the amount of $15,000,000 and an errors and omissions insurance policy in the amount of $3,000,000.

James H. Herbert II                               March 15, 2001
President and Chief Executive Officer

Katherine August-deWilde                          March 15, 2001
Senior Vice President and
Chief Operating Officer

Willis H. Newton, Jr.                             March 15, 2001
Senior Vice President and
Chief Financial Officer

Cathy Myers                                       March 15, 2001
Vice President and
Director of Secondary Marketing

San Francisco * Silicon Valley * Los Angeles * Beverly Hills * San Diego * Las Vegas * New York

11 Pine Street, San Francisco, California 94111, Tel (415) 392-1400 or (800) 392-1400, fax (415) 392-1413

www.firstrepublic.com * New York Stock Exchange Symbol:  FRC * Member FDIC









EX.-99.3 (a)

FIRST REPUBLIC BANK   logo)
It's a privilege to serve you

March 31, 2001


Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Co1umbia, MD 21044
Attn: Corporate Trust Services-
Mortgage Loan Pass-Through Certificates,
Series 2000-FRB2

Greenwich Capital Acceptance, Inc.
600 Steamboat Road
Greenwich, CT 06830
Attn: General Counsel

Greenwich Capital Markets, Inc.
600 Steamboat Road
Greenwich, CT 06830
Attn: Mortgage Finance Department

RE:  First Republic Bank Mortgage Loan Pass-Through Certificates,
     Series 2000-FRB2;
     Officer's Certificate of the Servicer

Ladies and Gentlemen:

    Pursuant to Section 3.20 of the Pooling and Servicing Agreement and Section 5(d) of the Underwriting Agreement with respect to the above-referenced offering, the undersigned officer of First Republic Bank (as "Servicer") hereby certifies as to the following:

         1. a review of the activities of the Servicer and its performance under the Pooling and Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

         2. to the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Pooling and Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.


Very truly yours,

FIRST REPUBLIC BANK
as Servicer

Diann O. Ward
Loan Servicing Manager